Form 10-K
period 2022-12-31
Entergy Texas Restoration Funding II, LLC
filed 2023-03-24
CIK 1880480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-259293-01
Central Index Key Number of issuing entity: 0001880480
ENTERGY TEXAS RESTORATION FUNDING II, LLC
(Exact name of issuing entity as specified in its charter)

ENTERGY TEXAS, INC.
(Exact name of depositor and sponsor as specified in its charter)
Commission File Number of depositor: 333-259293
Central Index Key Number of depositor: 0001427437

Delaware	27-0727900
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Capital Center 919 Congress Avenue, Suite 840-C Austin, Texas 78701
(Address of principal executive offices of issuing entity)

Registrant's telephone number, including area code: (512) 487-3982

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
              [ ] Yes                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
              [ ] Yes                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ] Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [ ]          Accelerated filer [ ]        Non-accelerated filer [X]
Smaller reporting company [ ]    Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
              [ ] Yes                [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: None.

Part I

Item 1.   Business.
Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2.   Properties.
Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Mine Safety Disclosures.
Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.

PART III

Item 10.   Directors and Executive Officers of the Registrant.
Omitted pursuant to General Instruction J of Form 10-K.

Item 11.   Executive Compensation.
Omitted pursuant to General Instruction J of Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted pursuant to General Instruction J of Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Omitted pursuant to General Instruction J of Form 10-K.

Item 14.   Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as a part of this report:

1.	Financial Statements.
Not applicable.

2.	Financial Statement Schedules.
Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

EXHIBIT INDEX

3.1     Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on August 12, 2021 (incorporated by reference to Exhibit 3.1 included as an exhibit to the Issuing Entity’s Form S-1 dated September 1, 2021).

*3.2     Amended and Restated Limited Liability Company Agreement of the Issuing Entity.

4.1     Indenture dated as of April 1, 2022 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured System Restoration Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated April 1, 2022).

4.2     Form of Senior Secured System Restoration Bonds, (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated April 1, 2022).

*31.1     Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1     Report on assessment of compliance with servicing criteria for asset-backed securities for Entergy Texas, Inc.

*33.2 Assertion of compliance with applicable servicing criteria for The Bank of New York Mellon.

*34.1     Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of Entergy Texas, Inc.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of The Bank of New York Mellon.

*35.1     Servicer compliance statement.

99.1      Transition Property Servicing Agreement dated as of April 1, 2022 between the Issuing Entity and Entergy Texas, Inc., as servicer (incorporated by reference to Exhibit 10.1 to the Issuing Entity's Report on Form 8-K dated April 1, 2022).

99.2      Transition Property Purchase and Sale Agreement dated as of April 1, 2022 between the Issuing Entity and Entergy Texas, Inc., as seller (incorporated by reference to Exhibit 10.2 to the Issuing Entity’s Report on Form 8-K dated April 1, 2022).

99.3    Administration Agreement dated as of April 1, 2022 between the Issuing Entity and Entergy Texas, Inc., as servicer (incorporated by reference to Exhibit 10.3 to the Issuing Entity's Report on Form 8-K dated April 1, 2022).

(b) See Item 15(a)(3).
(c) Not applicable.

Item 16. Form 10-K Summary.
None.

Substitute Information Provided in Accordance with General Instruction J to Form 10-K:

Item 1112(b). Significant Obligors of Pool Assets.
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
None.

Item 1115(b). Certain Derivatives Instruments.
None.

Item 1117. Legal Proceedings.
None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.
The Company is a wholly-owned subsidiary of Entergy Texas, Inc., which is the depositor, sponsor and servicer.

Item 1122. Compliance with Applicable Servicing Criteria.
See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 2023.

ENTERGY TEXAS RESTORATION FUNDING II, LLC (Issuing Entity)
                        By: Entergy Texas, Inc., as servicer

                        By /s/ Barrett E. Green
                         Name: Barrett E. Green
                         Title: Vice President and Treasurer
                         (Senior officer in charge of the servicing
                         function of the servicer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.