Form 10-K
period 2023-12-31
Entergy Texas Restoration Funding II, LLC
filed 2024-03-22
CIK 1880480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [ ] No [ ] Not applicable.

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

Item 6.   [Reserved] .

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
3.2    Amended and Restated Limited Liability Company Agreement of the Issuing Entity (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 10-K dated March 24, 2023).
4.1    Indenture dated as of April 1, 2022 between the Issuing Entity and The Bank of New York Mellon providing for the issuance of Senior Secured System Restoration Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated April 1, 2022).
4.2    Series Supplement, dated as of April 1, 2022, by and between Issuing Entity and The Bank of New York Mellon, including form of Senior Secured System Restoration Bonds (incorporated by reference to the exhibit with the same numerical designation included as an exhibit to the Issuing Entity’s Report on Form 8-K dated April 1, 2022).
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

Item 1122. Compliance with Applicable Servicing Criteria.
See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March, 2024.

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