Form 10-K
period 2024-12-31
Entergy Texas Restoration Funding II, LLC
filed 2025-03-25
CIK 1880480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
              [ ] Yes                [X] No

Securities registered pursuant to Section 12(b) of the Act:   None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Item 1.   Business.
Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
Omitted pursuant to General Instruction J of Form 10-K.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.
The Assertion of Compliance of Applicable Servicing Criteria of the trustee, The Bank of New York Mellon (the “Trustee”), identified one material instance of non-compliance. The Trustee has advised Entergy Texas Restoration Funding II, LLC (the “Issuer”) and Entergy Texas, Inc. that this instance of non-compliance did not affect the Issuer’s Senior Secured Transition Bonds (the “Bonds”). The Issuer requested that the Trustee provide further information about the instance of non-compliance, specifically:

● The asset type(s) included in the sample of transactions reviewed for purposes of assessing compliance with servicing criteria applicable to them, where the identified instances of noncompliance were found to exist, and whether the identified instances of noncompliance involved the subject transaction;
● The extent or scope of any material instance of noncompliance, including any material impacts or effects as a result of the material instances of noncompliance that have affected payments or expected payments on the asset-backed securities; and
● The party’s current plans, if any, or actions already undertaken, for remediating the material instance of noncompliance or the impacts caused by the material instance of noncompliance.

The Issuer did not possess any information regarding any of the items above, but the Trustee provided the following information:

Non-compliance - Item 1122(d)(3)(i)(ii). During the applicable period, the first distribution for the Consumers 2023 Securitization Funding LLC bond transaction sponsored by Consumers Energy Company and due on September 3, 2024 ($82,421,673.75) was remitted one day late by the Trustee.

The Trustee advised that the BNY Mellon ABS platform was tested through a process of random sampling of the myriad asset classes that are present on the platform.  The identified instance of non-compliance related to an issuance of bonds sponsored by Consumer Energy Company and was not related to the Bonds.

In response, the Trustee has implemented a daily report, which is distributed daily to its Management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments. Additionally, the Trustee’s programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
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

Item 1122. Compliance with Applicable Servicing Criteria.
See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2025.

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