Form 10-K
period 2025-12-31
Entergy Texas Restoration Funding II, LLC
filed 2026-03-25
CIK 1880480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Auditor name: Deloitte and Touche LLP
Auditor Firm ID: 34
Auditor Location: New Orleans

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
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.
The following are managers of the Issuing Entity as of the date of this Annual Report on Form 10-K.

Name	Age	Title	Background
Eddie D. Peebles	65	Manager	Vice President, Corporate Development of Entergy Corporation, parent entity of Entergy Texas, since July 2005. President and Chief Executive Officer of Entergy Texas Restoration Funding II, LLC since August 2021.
Barrett. E. Green	58	Manager	Vice President and Treasurer of Entergy Texas, Inc. from July 2022 to present. Vice President and Treasurer of Entergy Corporation, parent entity of Entergy Texas, from July 2022 to present. Vice President and Treasurer of Entergy Texas Restoration Funding II, LLC since July 2022.
Thomas Strauss	60	Independent Manager	Director, Client Services of Wilmington Trust SP Services and Vice President of Wilmington Trust Company since 2001.

Code of Conduct
Entergy Texas, Inc., a subsidiary of Entergy Corporation (“Entergy Corporation”), is subject to the Code of Entegrity, which is the code of ethics that applies to Entergy Corporation’s Chief Executive Officer and other senior financial officers, including Entergy Texas, Inc. and Entergy Texas Restoration Funding II, LLC (the “Code”). The Code is available on Entergy Corporation’s website at www.entergy.com. The Code will be made available, without charge, in print to any shareholder who requests such document from Entergy Corporation’s Corporate Secretary at Entergy Corporation, 639 Loyola Avenue, New Orleans, Louisiana 70113.

If any substantive amendments to the Code are made or any waivers are granted, including any implicit waiver, from a provision of the Code, for any director or executive officer of Entergy Corporation, Entergy will disclose the nature of such amendment or waiver on Entergy’s website, www.entergy.com. Entergy is providing the address to its internet site solely for the information of investors and does not intend the address to be an active link. Notwithstanding this reference or any references to the website in this report, the contents of the website are not incorporated into this report.

Item 11.   Executive Compensation.
Other than the annual independent manager fee of $5,000 paid to Wilmington Trust SP Services, Entergy Texas Restoration Funding II, LLC does not pay any compensation to its managers or executive officers.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.
None.

Item 14.   Principal Accountant Fees and Services.
None.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as a part of this report:

1.	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):

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

Item 1122. Compliance with Applicable Servicing Criteria.
See Item 9B above and Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

Item 1123 Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2026.

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